Form 10-Q
period 2022-03-31
Apeiron Capital Investment Corp.
filed 2022-05-09
CIK 1849011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, there were 17,250,000 shares of Class A common stock, and 4,312,500 shares of Class B common stock issued and outstanding.

APEIRON CAPITAL INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information

Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 1, 2021 (Commencement of Operations) through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 1, 2021 (Commencement of Operations) through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 1, 2021 (Commencement of Operations) through March 31, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$644,429	$751,572
Prepaid expenses	226,679	234,215
Total Current Assets	871,108	985,787

Prepaid expenses	123,958	177,083
Marketable securities held in Trust Account	175,944,935	175,952,082
TOTAL ASSETS	$176,940,001	$177,114,952

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities – Accrued expenses	$266,574	$191,193
Warrant liabilities	3,024,250	8,580,750
Deferred underwriting fee payable	9,075,000	9,075,000
Total liabilities	12,365,824	17,846,943

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares at $10.20 per share redemption value	175,950,000	175,950,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,376,254)	(16,682,422)
Total Stockholders’ deficit	(11,375,823)	(16,681,991)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$176,940,001	$177,114,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from
		January 1, 2021
		(Commencement
		of Operations)
	Three Months Ended	through
	March 31,	March 31,
	2022	2021
Operating and formation costs	$243,185	$1,558
Loss from operations	(243,185)	(1,558)

Other income (expense):
Interest earned on marketable securities held in Trust Account	45,697	—
Change in fair value of warrant liabilities	5,556,500	—
Unrealized loss on marketable securities held in Trust Account	(52,844)	—
Total other income, net	5,549,353	—

Net income (loss)	$5,306,168	$(1,558)

Weighted average Class A shares outstanding, basic	17,250,000	—
Basic and diluted net income per Class A common stock	$0.25	$—

Weighted average Class B shares outstanding, basic	4,312,500	3,750,000
Basic and diluted net income (loss) per Class B common stock	$0.25	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	4,312,500	$431	$—	$(16,682,422)	$(16,681,991)

Net income	—	—	—	—	—	5,306,168	5,306,168
				—
Balance - March 31, 2022	—	$—	4,312,500	$431	$—	$(11,376,254)	$(11,375,823)

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock Initial Stockholders			4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(1,558)	(1,558)

Balance - March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,558)	$23,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		January 1, 2021
		(Commencement of
		Operations)
	Three Months Ended	through
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,306,168	$(1,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(45,697)	—
Change in fair value of warrant liabilities	(5,556,500)	—
Unrealized loss on marketable securities held in Trust Account	52,844	—
Changes in operating assets and liabilities:		—
Prepaid expenses	60,661	—
Accounts payable and accrued expenses	75,381	1,558
Net cash flows used in operating activities	(107,143)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	67,500
Payment of offering costs	—	(67,500)
Net cash flows provided by financing activities	—	25,000

Net Change in Cash	(107,143)	25,000
Cash – Beginning of period	751,572	—
Cash – End of period	$644,429	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$155,043

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $644,429 in its operating bank accounts, $175,944,935 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $604,534. As of March 31, 2022, approximately $45,697 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three months ended March 31, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,825,000 shares of Class A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

			For the Period from
			January 1, 2021
			(Commencement of Operations)
	Three Months Ended		through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$4,244,934	$1,061,234	$—	$(1,558)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per common stock	$0.25	$0.25	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Warrant Liabilities

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On August 4, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares which were cancelled, resulting in an aggregate of 4,312,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. Since the underwriters exercised their over-allotment option in full, no founder shares remain subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, which is included in the accrued expenses in the accompanying condensed balance sheets. For the period from January 1, 2021 (commencement of operations) through March 31, 2021, the Company did not incur any fees for these services.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

NOTE 7. STOCKHOLDERS’ EQUITY(DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 shares subject to possible redemption as presented in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. March 31, 2022and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. WARRANTS

At March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At March 31, 2022 and December 31, 2021, there were 8,200,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$175,944,935	$175,952,082

Liabilities:
Warrant liability – Public Warrants	1	$1,466,250	—
Warrant liability – Public Warrants	3	—	$4,398,750
Warrant liability – Private Placement Warrants	3	$1,558,000	$4,182,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Company utilized a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The following table provides the significant inputs to the Monte-Carlo method for the fair value of the Public Warrants and the Private Warrants:

	Public and Private
	Warrants	Private Warrants
	December 31,	March 31,
	2021	2022
Stock price	$9.83	$9.98
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.86	5.61
Volatility	8.7%	3.3%
Risk-free rate	1.33%	2.39%

The following table provides quantitative information regarding Level 3 fair value measurements:

	Private Placement	Public
	Warrant Liabilities	Warrant Liabilities	Total Warrant Liabilities
Fair value as of January 1, 2022	$4,182,000	$4,398,750	$8,580,750
Change in fair value	(2,624,000)	—	(2,624,000)
Transfer to Level 1	—	(4,398,750)	(4,398,750)
Fair value as of March 31, 2022	$1,558,000	$—	$1,558,000

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2022 was $4,398,750, when the Public Warrants were separately listed and traded.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Apeiron Capital Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Apeiron Capital Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering and Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC"). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 28, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had net income of $5,306,168, which consisted of the change in fair value of warrant liabilities of $5,556,500 and interest earned on marketable securities held in the trust account of $45,697, offset by unrealized loss on marketable securities held in the trust account of $52,844 and operating and formation costs of $243,185.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, we had a net loss of $1,558, which consisted of operating and formation costs.

Liquidity and Going Concern

On November 12, 2021, we consummated our initial public offering of 17,250,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,200,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement (the “Private Placement”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of our initial public offering (the “Underwriters”), generating gross proceeds of $8,200,000.

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

For the three months ended March 31, 2022, cash used in operating activities was $107,143. Net income of $5,306,168 was affected by the change in fair value of warrant liabilities of $5,556,500, interest earned on marketable securities held in the trust account of $45,697, and unrealized loss on marketable securities held in trust account of $52,844. Changes in operating assets and liabilities provided $136,042 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through March 31, 2021, we do not have cash used in operating activities.

As of March 31, 2022, we had marketable securities held in the trust account of $175,944,935 (including approximately $5,065 of interest expense) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the trust account.

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

As of March 31, 2022, we had cash of $644,429. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the accompanying financial statements if a Business Combination is not consummated. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, or other long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on November 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on February 24, 2021. Adoption of ASU 2020-06 did not have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 28, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC on March 21, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

APEIRON CAPITAL INVESTMENT CORP.

Date: May 6, 2022	By:	/s/ Grant Grigorian
	Name:	Grant Grigorian
	Title:	Chief Financial Officer