Form 10-Q
period 2022-06-30
Apeiron Capital Investment Corp.
filed 2022-08-08
CIK 1849011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 17,250,000 shares of Class A common stock, and 4,312,500 shares of Class B common stock issued and outstanding.

APEIRON CAPITAL INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through June 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$558,224	$751,572
Prepaid expenses	218,917	234,215
Total Current Assets	777,141	985,787

Prepaid expenses	70,833	177,083
Marketable securities held in Trust Account	176,091,651	175,952,082
TOTAL ASSETS	$176,939,625	$177,114,952

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities – Accrued expenses	$352,036	$191,193
Income taxes payable	69,054	—
Total Current Liabilities	421,090	191,193

Warrant liabilities	1,674,000	8,580,750
Deferred underwriting fee payable	9,075,000	9,075,000
Total liabilities	11,170,090	17,846,943

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; 17,250,000 shares at $10.20 per share redemption value	175,950,000	175,950,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(10,180,896)	(16,682,422)
Total Stockholders’ Deficit	(10,180,465)	(16,681,991)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT	$176,939,625	$177,114,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from January 1,
				2021
				(Commencement
				of Operations)
	Three Months Ended		Six Months Ended	through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Operating and formation costs	$232,554	$86	$475,739	$1,644
Loss from operations	(232,554)	(86)	(475,739)	(1,644)

Other income:
Interest earned on marketable securities held in Trust Account	393,459	—	439,156	—
Change in fair value of warrant liabilities	1,350,250	—	6,906,750	—
Unrealized loss on marketable securities held in Trust Account	(246,743)	—	(299,587)	—
Other income	1,496,966	—	7,046,319	—

Income (loss) before provision for income taxes	1,264,412	(86)	6,570,580	(1,644)
Provision for income taxes	(69,054)	—	(69,054)	—
Net income (loss)	$1,195,358	$(86)	$6,501,526	$(1,644)

Weighted average Class A shares outstanding, basic	17,250,000	—	17,250,000	—
Basic and diluted net income (loss) per Class A common stock	$0.06	$—	$0.30	$—

Weighted average Class B shares outstanding, basic	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per Class B common stock	$0.06	$(0.00)	$0.30	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	4,312,500	$431	$—	$(16,682,422)	$(16,681,991)

Net income	—	—	—	—	—	5,306,168	5,306,168

Balance - March 31, 2022	—	$—	4,312,500	$431	$—	$(11,376,254)	$(11,375,823)

Net income	—	—	—	—	—	1,195,358	1,195,358

Balance - June 30, 2022	—	$—	4,312,500	$431	$—	$(10,180,896)	$(10,180,465)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock Initial Stockholders			4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(1,558)	(1,558)

Balance - March 31, 2021	—	$—	4,312,500	$431	$24,569	$(1,558)	$23,442

Net loss	—	—	—	—	—	(86)	(86)

Balance - June 30, 2021	—	$—	4,312,500	$431	$24,569	$(1,644)	$23,356

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		January 1, 2021
		(Commencement of
		Operations)
	Six Months Ended	through
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,501,526	$(1,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(439,156)	—
Change in fair value of warrant liabilities	(6,906,750)	—
Unrealized loss on marketable securities held in Trust Account	299,587	—
Changes in operating assets and liabilities:		—
Prepaid expenses	121,548	—
Accounts payable and accrued expenses	160,843	—
Income tax payable	69,054
Net cash flows used in operating activities	(193,348)	(1,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	194,187
Payment of offering costs	—	(192,543)
Net cash flows provided by financing activities	—	26,644

Net Change in Cash	(193,348)	25,000
Cash – Beginning of period	751,572	—
Cash – End of period	$558,224	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$30,000

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

All activity through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $558,224 in its operating bank accounts, $176,091,651 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $497,702. As of June 30, 2022, approximately $141,651 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three and six months ended June 30, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	$(4,830,000)
Class A common stock issuance costs	$(12,275,464)
Plus:
Accretion of carrying value to redemption value	$20,555,464
Class A common stock subject to redemption	$175,950,000

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  The Company’s effective tax rate was 5.46% and 1.05% for the three months ended June 30, 2022 and 2021, respectively, and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily due to changes in unrealized losses related to the Treasury Bill investments that will mature in, September 2022, the fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,825,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

							For the Period from
							January 1, 2021
							(Commencement of Operations)
	Three Months Ended		Three Months Ended		Six Months Ended		through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$956,286	$239,072	$—	$(86)	$5,201,221	$1,300,305	$—	$(1,644)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	3,750,000	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$—	$(0.00)	$0.30	$0.30	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. Derivative assets and liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrant Liabilities

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s condensed statements of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, which is included in the accrued expenses in the accompanying condensed balance sheets. For the three months ended June 30, 2021 and for the period from January 1, 2021 (commencement of operations) through June 30, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 shares subject to possible redemption as presented in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. WARRANTS

At June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2022 and December 31, 2021, there were 8,200,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$176,091,651	$175,952,082

Liabilities:
Warrant liability – Public Warrants	1	$690,000	—
Warrant liability – Public Warrants	3	—	$4,398,750
Warrant liability – Private Placement Warrants	3	$984,000	$4,182,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company utilized a Monte Carlo simulation model to value the Public Warrants and the Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The following table provides the significant inputs to the Monte-Carlo method for the fair value of the Public Warrants and the Private Warrants:

	Public and Private
	Warrants	Private Warrants
	December 31,	June 30,
	2021	2022
Stock price	$9.83	$9.98
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.86	5.36
Volatility	8.7%	2.3%
Risk-free rate	1.33%	2.97%

The following table provides quantitative information regarding Level 3 fair value measurements:

	Private Placement	Public
	Warrant Liabilities	Warrant Liabilities	Total Warrant Liabilities
Fair value as of January 1, 2022	$4,182,000	$4,398,750	$8,580,750
Change in fair value	(2,624,000)	—	(2,624,000)
Transfer to Level 1	—	(4,398,750)	(4,398,750)
Fair value as of March 31, 2022	$1,558,000	$—	$1,558,000
Change in fair value	(574,000)	—	(574,000)
Fair value as of June 30, 2022	$984,000	$—	$984,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering, Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission ("SEC"). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 28, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had net income of $1,195,358, which consisted of the change in fair value of warrant liabilities of $1,350,250 and interest earned on marketable securities held in the trust account of $393,459, offset by unrealized loss on marketable securities held in the trust account of $246,743, operating and formation costs of $ 232,554 and a provision for income taxes of $69,054.

For the six months ended June 30, 2022, we had net income of $6,501,526, which consisted of the change in fair value of warrant liabilities of $6,906,750 and interest earned on marketable securities held in the trust account of $439,156, offset by unrealized loss on marketable securities held in the trust account of $299,587, operating and formation costs of $475,739 and a provision for income taxes of $69,054.

For the three months ended June 30, 2021, we had a net loss of $86, which consisted of operating and formation costs.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, we had a net loss of $1,644, which consisted of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $193,348. Net income of $6,501,526 was affected by the change in fair value of warrant liabilities of $6,906,750, interest earned on marketable securities held in the trust account of $439,156, unrealized loss on marketable securities held in trust account of $299,587, and income taxes payable of $69,054. Changes in operating assets and liabilities provided $351,445 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through June 30, 2021, cash used in operating activities was $1,644, which was the net loss.

As of June 30, 2022, we had marketable securities held in the trust account of $ 176,091,651 (including approximately $ 141,651 of interest expense) consisting of U.S. Treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the trust account.

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

As of June 30, 2022, we had cash of $ 558,224. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial business combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the accompanying condensed financial statements if a Business Combination is not consummated. The accompanying condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 28, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the initial public offering, Annual Report on Form 10-K filed with the SEC on March 21, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the initial public offering, Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals  may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may also cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial business combination with a U.S. target company if our initial business combination is  subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”).

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk

CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

APEIRON CAPITAL INVESTMENT CORP.

Date: August 8, 2022	By:	/s/ Grant Grigorian
	Name:	Grant Grigorian
	Title:	Chief Financial Officer