Form 10-Q
period 2022-09-30
Apeiron Capital Investment Corp.
filed 2022-11-07
CIK 1849011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 17,250,000 shares of Class A common stock, and 4,312,500 shares of Class B common stock issued and outstanding.

APEIRON CAPITAL INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information

Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 1, 2021 (Commencement of Operations) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

Part II. Other Information

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$557,792	$751,572
Prepaid expenses	213,333	234,215
Total Current Assets	771,125	985,787

Prepaid expenses	17,708	177,083
Marketable securities held in Trust Account	176,860,741	175,952,082
TOTAL ASSETS	$177,649,574	$177,114,952

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$646,758	$191,193
Income taxes payable	152,959	—
Total Current Liabilities	799,717	191,193

Warrant liabilities	1,259,750	8,580,750
Deferred underwriting fee payable	9,075,000	9,075,000
Total liabilities	11,134,467	17,846,943

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; at September 30, 2022 and December 31, 2022, 17,250,000 shares at $10.23 and $10.20 per share redemption value, respectively	176,525,416	175,950,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(10,010,740)	(16,682,422)
Total Stockholders’ Deficit	(10,010,309)	(16,681,991)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$177,649,574	$177,114,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from January 1,
				2021
				(Commencement
				of Operations)
	Three Months Ended		Nine Months Ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Operating and formation costs	$353,863	$3,206	$829,602	$4,850
Loss from operations	(353,863)	(3,206)	(829,602)	(4,850)

Other income:
Interest earned on marketable securities held in Trust Account	469,503	—	908,659	—
Change in fair value of warrant liabilities	414,250	—	7,321,000	—
Unrealized gain on marketable securities held in Trust Account	299,587	—	—	—
Other income	1,183,340	—	8,229,659	—

Income (loss) before provision for income taxes	829,477	(3,206)	7,400,057	(4,850)
Provision for income taxes	(83,905)	—	(152,959)	—
Net income (loss)	$745,572	$(3,206)	$7,247,098	$(4,850)

Weighted average Class A shares outstanding, basic	17,250,000	—	17,250,000	—
Basic and diluted net income per Class A common stock	$0.03	$—	$0.34	$—

Weighted average Class B shares outstanding, basic	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per Class B common stock	$0.03	$(0.00)	$0.34	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	4,312,500	$431	$—	$(16,682,422)	$(16,681,991)

Net income	—	—	—	—	—	6,501,526	6,501,526

Balance - June 30, 2022	—	—	4,312,500	431	—	(10,180,896)	(10,180,465)

Remeasurement of common stock subject to redemption	—	—	—	—	—	(575,416)	(575,416)

Net income	—	—	—	—	—	745,572	745,572

Balance - September 30, 2022	—	$—	4,312,500	$431	$—	$(10,010,740)	$(10,010,309)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021 (Commencement of Operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock Initial Stockholders			4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(1,644)	(1,644)

Balance - June 30, 2021	—	$—	4,312,500	$431	$24,569	$(1,644)	$23,356

Net loss	—	—	—	—	—	(3,206)	(3,206)

Balance - September 30, 2021	—	$—	4,312,500	$431	$24,569	$(4,850)	$20,150

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		January 1, 2021
		(Commencement of
		Operations)
	Nine Months Ended	Through
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,247,098	$(4,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(908,659)	—
Change in fair value of warrant liabilities	(7,321,000)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	180,257	—
Accrued expenses	455,565	3,200
Income tax payable	152,959	—
Net cash flows used in operating activities	(193,780)	(1,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	226,638
Payment of offering costs	—	(224,988)
Net cash flows provided by financing activities	—	26,650

Net Change in Cash	(193,780)	25,000
Cash – Beginning of period	751,572	—
Cash – End of period	$557,792	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$51,115
Remeasurement of common stock subject to redemption	$575,416	$—

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

All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $557,792 in its operating bank accounts, $176,860,741 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $306,733. As of September 30, 2022, approximately $910,741 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 12, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. government treasury bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Class A common stock issuance costs	(12,275,464)
Plus:
Accretion of carrying value to redemption value	20,555,464
Class A common stock subject to redemption, December 31, 2021	175,950,000
Plus:
Accretion of carrying value to redemption value	575,416
Class A common stock subject to redemption, September 30, 2022	$176,525,416

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022. The Company’s effective tax rate was 10.12% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 2.07 and 0% for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, primarily due to changes in unrealized losses related to the U.S. government treasury bill investments that matured in September 2022, the fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,825,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

							For the Period from
							January 1, 2021
							(Commencement of Operations)
	Three Months Ended		Three Months Ended		Nine Months Ended		through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$596,458	$149,114	$—	$(3,206)	$5,797,678	$1,449,420	$—	$(4,850)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	3,750,000	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per common stock	$0.03	$0.03	$—	$(0.00)	$0.34	$0.34	$—	$(0.00)

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

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $12,644,008, of which $12,275,464 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $368,544 were charged to operations.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Warrant Liabilities

The Company accounts for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s condensed statements of operations.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively, which is included in the accrued expenses in the accompanying condensed balance sheets. For the three months ended September 30, 2021 and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 17,250,000 shares subject to possible redemption as presented in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. WARRANTS

At September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At September 30, 2022 and December 31, 2021, there were 8,200,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$176,860,741	$175,952,082

Liabilities:
Warrant liability – Public Warrants	1	$603,750	—
Warrant liability – Public Warrants	3	—	$4,398,750
Warrant liability – Private Placement Warrants	3	$656,000	$4,182,000

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

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

The following table provides the significant inputs to the Monte-Carlo method for the fair value of the Public Warrants and the Private Warrants:

	Public and Private
	Warrants	Private Warrants
	December 31,	September 30,
	2021	2022
Stock price	$9.83	$10.02
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.86	5.36
Volatility	8.7%	6.5%
Risk-free rate	1.33%	3.96%

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements:

	Private Placement	Public
	Warrant Liabilities	Warrant Liabilities	Total Warrant Liabilities
Fair value as of January 1, 2022	$4,182,000	$4,398,750	$8,580,750
Change in fair value	(3,198,000)	—	(3,198,000)
Transfer to Level 1	—	(4,398,750)	(4,398,750)
Fair value as of June 30, 2022	$984,000	$—	$984,000
Change in fair value	(328,000)	—	(328,000)
Fair value as of September 30, 2022	$656,000	$—	$656,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering, Annual Report on Form 10-K for the year ended December 31, 2021, Quarterly Report on Form 10-Q for the period ended March 31, 2022, and Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed with the Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 28, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had net income of $745,572, which consisted of the change in fair value of warrant liabilities of $414,250, interest earned on marketable securities held in the trust account of $469,503 and an unrealized gain on marketable securities held in the trust account of $299,587, offset by operating and formation costs of $353,863 and a provision for income taxes of $83,905.

For the nine months ended September 30, 2022, we had net income of $7,247,098, which consisted of the change in fair value of warrant liabilities of $7,321,000 and interest earned on marketable securities held in the trust account of $908,659, offset by operating and formation costs of $829,602 and a provision for income taxes of $152,959.

For the three months ended September 30, 2021, we had a net loss of $3,206, which consisted of operating and formation costs.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had a net loss of $4,850, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $193,780. Net income of $7,247,098 was affected by the change in fair value of warrant liabilities of $7,321,000 and interest earned on marketable securities held in the trust account of $908,659. Changes in operating assets and liabilities provided $788,781 of cash for operating activities.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, cash used in operating activities was $1,650, which was the net loss, offset by accrued expenses of $3,200.

As of September 30, 2022, we had marketable securities held in the trust account of $176,860,741 (including approximately $910,741 of interest earned) held in money market funds which are invested primarily in U.S. government treasury bills. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the trust account.

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

As of September 30, 2022, we had cash of $557,792. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC Topic 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.

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

Net Income (Loss) per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the initial public offering, (ii) Annual Report on Form 10-K filed with the SEC on March 21, 2022, (iii) Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022 and (iv) Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If a Redemption Event is not completed by December 31, 2022, the foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on December 23, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the registration statement.

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

APEIRON CAPITAL INVESTMENT CORP.

Date: November 7, 2022	By:	/s/ Grant Grigorian
	Name:	Grant Grigorian
	Title:	Chief Financial Officer