Form 10-K
period 2022-12-31
Apeiron Capital Investment Corp.
filed 2023-03-30
CIK 1849011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of Class A common stock and one-half of one redeemable Warrant

Shares of Class A common stock, $0.0001 par value, included as part of the Units

Redeemable Warrants included as part of the Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the New York Stock Exchange was $172,155,000.

As of March 29, 2023, 1,502,203 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the GIO World Health Business Combination (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the lack of a listing on a national securities exchange for our securities;
●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Special Meeting” are to the Company’s special meeting in lieu of annual meeting of stockholders held on December 21, 2022;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;
●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation, as amended;
●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters, and the sole book-running manager of our initial public offering (as defined below);
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“Combination Period” are to the approximately 21-month period, from the closing of the initial public offering to August 14, 2023 (or such earlier date as determined by the board of directors), that the Company has to consummate a business combination;
●	“common stock” are to the Class A common stock and the Class B common stock;
●	“Company,” “our Company,” “we” or “us” are to Apeiron Capital Investment Corp., a Delaware corporation;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension” are to the extension approved at the 2022 Special Meeting, pursuant to which the deadline by which the Company had to complete its business combination was extended from February 12, 2023 to August 14, 2023;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“GIO World Health” are to GIO World Health, Limited, a private company formed under the laws of England and Wales;
●	“GIO World Health Business Combination” are to the other agreements and transactions contemplated by the GIO World Health Business Combination Agreement (as defined below);

●	“GIO World Health Business Combination Agreement” are to the Business Combination Agreement, dated as of March 8, 2023, as it may be amended or supplemented from time to time, between the Company and GIO World Health;
●	“GIO World Health Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC (as defined below) at a future date;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 12, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“NYSE” are to the New York Stock Exchange;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants initially issued to our sponsor and Cantor in the private placement;
●	“public securities” are to our public shares, public warrants, and units (as defined below);
●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans (as defined below) that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our business combination;
●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on June 24, 2021, as amended, and declared effective on November 8, 2021 (File No. 333-257369);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Apeiron Capital Sponsor, LLC, a Delaware limited liability company;
●	“trust account” are to the U.S.-based trust account in which a portion from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and
●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

We are an early-stage blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a business combination with one or more businesses. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have focused our search on companies in the healthcare and health science, financial technology, media, gaming and financial services (“FTMG”) and the wealth-advisory and asset management industries. Our management team has experience sourcing, acquiring, growing and monetizing companies in these industries. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the ultimate goal of pursuing attractive risk-adjusted returns for our stockholders.

Initial Public Offering and Extension

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

A total of $175,950,000, comprised of $167,750,000 of the proceeds from the initial public offering and $8,200,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee. At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash.

On December 21, 2022, the Company’s stockholders approved, the Extension extending the date by which the Company must consummate its initial business combination from February 12, 2023 to August 14, 2023 (or such earlier date as determined by the board of directors).  If the Company’s initial business combination is not completed by the end of the Combination Period, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation. In connection with the Extension, the Company’s stockholders holding 15,747,797 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $162,131,529 (approximately $10.30 per share) was removed from the trust account to pay such holders, with $716,610 of the redemptions being paid in 2023. Following such redemptions in connection with the Extension, the Company has 1,502,203 public shares outstanding.

GIO World Health Business Combination

On March 8, 2023, we entered into the GIO World Health Business Combination Agreement with GIO World Health, our sponsor, in the capacity as Purchaser Representative thereunder (the “Purchaser Representative”), certain shareholders of GIO World Health party thereto holding an aggregate of 98.703% of the issued and outstanding ordinary shares of GIO World Health (the “Signing Sellers” and together with any additional shareholders of GIO World Health who become a party to the GIO World Health Business Combination Agreement thereafter by signing a joinder agreement after the effectiveness of the registration statement for the transaction but prior to the closing of the transactions contemplated thereby, the “Sellers”); and Deven Patel, in the capacity as representative of the Sellers after the Closing for purposes of the GIO World Health Business Combination Agreement (the “Seller Representative”). The transactions contemplated by the GIO World Health Business Combination Agreement, including the issuance of our securities thereunder, are referred to herein as the “GIO World Health Business Combination”.

GIO World Health is a stem cell-based life science company with plans to distribute selective products and services globally, and may also pursue FDA approval for more advanced therapies. GIO World Health is planning to mass produce the Red Blood Cells (RBCs) from stem cells in a bioreactor to solve the blood shortage problem. Furthermore, GIO World Health also plans to provide proprietary stem cell-based therapies through their Longevity (“Anti-Aging”) clinics, which are expected to commence in the second half of 2023 with continuing expansion efforts in subsequent years. The clinics will focus initially on targeted non-U.S. locations and utilize the role of stem cells in anti-aging treatments. GIO World Health senior management have an extensive track record of having provided anti-aging treatments to patients outside of the U.S. Expansion to non-U.S. locations is intended to utilize local partners to help expedite corporate growth. Another stream of revenue is expected from GIO World Health’s “Active Cosmetics” line of products that leverage their stem cell technology. GIO World Health will offer a range of skin care products that will help improve vascularization to skin and healing of inflammation-injured cells. Their products will focus initially on the “Active Cosmetics” category including: anti-wrinkle, facial serum, daytime skin cream, under eye anti-wrinkle serum, high-end cream and hair vitality formulation. GIO World Health intends to seek strategic partnerships to help streamline product branding and distribution. GIO World Health also currently expects to have a revenue stream in the future to be derived from the development of a cost-effective disease-free universal donor (O negative) alternative to donor blood.

Pursuant to the GIO World Health Business Combination Agreement, upon the closing the GIO World Health Business Combination (the “Closing”), the Sellers will sell us, and we will purchase from the Sellers, all of the capital shares of GIO World Health owned by the Sellers (the “Purchased Shares”) in exchange for newly issued shares of Class A common stock. Any GIO World Health options, warrants and other convertible securities outstanding and not converted prior to the Closing will be terminated as of the Closing.

Pursuant to the terms of the GIO World Health Business Combination Agreement, the consideration to be delivered to the holders of GIO World Health ordinary shares in connection with the GIO World Health Business Combination (the “Consideration”) will be a number of newly issued shares of Class A common stock with an aggregate value equal to $250.0 million multiplied by a percentage (the “Purchased Share Percentage”) equal to (i) the total number of Purchased Shares, divided by (ii) the total number of issued and outstanding capital shares of GIO World Health, with each share of Class A common stock valued for such purposes at the price per share paid to holders of our Class A common stock who elect to redeem their shares of Class A common stock for a pro rata portion of our trust account in connection with the Closing.

In addition to the Consideration deliverable at the Closing, after the Closing, certain of the Sellers (the “Earnout Sellers”) will be entitled to receive from us additional shares of Class A Common Stock in an amount up to 54,000,000 shares multiplied by the Purchase Share Percentage (the “Earnout Shares”) in the event certain metrics are satisfied during the period commencing on the Closing and ending on the fifth anniversary of the Closing (the “Earn-Out Period”). Specifically:

●	in the event that, and upon the date during the Earn-Out Period on which, the volume-weighted average trading price of our Class A common stock on the principal securities exchange or securities market on which such shares are traded for any twenty trading days within any thirty consecutive trading day period (the “Trading Price”) is greater than or equal to $12.50, the Earnout Sellers will be entitled to receive an aggregate of 15,000,000 Earnout Shares multiplied by the Purchased Share Percentage;
●	in the event that, and upon the date during the Earn-Out Period on which, the Trading Price is greater than or equal to $15.00, the Earnout Sellers will be entitled to receive an aggregate of 18,000,000 additional Earn-Out Shares multiplied by the Purchased Share Percentage; and
●	if, at any time during the Earn-Out Period and upon the date on which, the Trading Price is greater than or equal to $17.50, the Earnout Sellers will be entitled to receive an aggregate of 21,000,000 additional Earn-Out Shares multiplied by the Purchased Share Percentage.

For more information about the GIO World Health Business Combination, see the GIO World Health Registration Statement and our Current Report on Form 8-K filed with the SEC on March 14, 2023.

Other than as specifically discussed, this Report does not assume the closing of the GIO World Health Business Combination.

Management Team and Board of Directors

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Joel Shulman, our Chief Executive Officer, Grant Grigorian, our Chief Financial Officer, and Eva Adosoglou, our Chief Operating Officer, who have many years of experience in the healthcare and health science, FTMG and the wealth-advisory and asset management industries, which evaluate a large array of sectors and associated companies.

We believe our management team is well-positioned to identify and evaluate businesses within the healthcare and health science, FTMG and wealth-advisory and asset management industries that would benefit from being a public company and from access to our expertise. We believe we can achieve this mission by utilizing our team’s extensive experience in growing and operating companies within these industries as well as our broad network of contacts in these industries.

Business Strategy

Our acquisition strategy focuses broadly on the healthcare and health science and FTMG industries with an emphasis on the Financial Technology (“FinTech”) and Gaming categories. The markets are experiencing strong growth driven by the rising investment interest within the broader retail market. This domestic growth, coupled with an expanding international user base, provides potentially strong adoption rates and enhanced revenue generation.

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

We have leveraged and will continue to leverage our team’s relationships with experienced executive teams and VCs/private sponsors, which we believe can be enhanced with our team’s business development assistance. Our management team has extensive relationships in the entrepreneurship, FinTech, and asset management communities as well as Harvard University, University of Chicago, Babson College, and other alumni networks. These individuals have deep technical abilities and can assess market and product risk with substantial business development and operational skills to scale a business globally.

Our initial focus has been on U.S. companies, but we are also considering European, Asian and other global entities that have established a proven business model and can use capital to scale rapidly. We have utilized and will continue to utilize our team’s significant experience and relationships to work with top venture firms looking to efficiently scale their winning portfolio companies and partner with private equity firms looking to build further business value in the technology industry.

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

We believe that the deep technical expertise and entrepreneurial experience in both financial technology and innovative applications will allow us to capitalize and partner with management teams looking to build companies. We believe our combined experience including technical expertise will enable us to offer public investors and target company stakeholders a differentiated approach to accelerating growth in key global markets by helping management enhance operational efficiency and scale. In the last decade, members of our management team have been in initial public offerings for multiple exchange-traded funds. They have also been involved in seeding early-stage founders and helping raise the initial Series A funding while also running the companies to access the public markets through an initial public offering. In addition, they have executed secondary offerings and recapitalization strategies to serve the specific needs and goals of founders and early investors.

Members of our management team have participated in a number of innovative technological developments, including:

●	Initiating live, global online video chartered financial analyst education courses (since 1998) in over 100 countries around the world along with 24/7 video streaming via a secured portal.
●	Implementing simultaneous, online testing with immediate scoring and custom analytics enabling thousands of participants to calibrate strengths and target weak areas prior to a major examination
●	Implementing online mortgage applications and worked with Fannie Mae, Freddie Mac, Sears Mortgage, PNC, and Rock Financial in their earliest stages. We believe this work pioneered and facilitated the later development and success of popular online mortgage companies

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

Business Combination Criteria

Our business combination criteria has not been limited to a particular industry or geographic sector, however, given the experience of our management team and board, we have focused our search on companies in the healthcare and health science, FTMG and wealth-advisory and asset management industries.

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including GIO World Health. We have used and will continue to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that only meets some, but not all of these criteria and guidelines.

Size:    We are focused on companies that alone, or through a strategic combination with another company, have a most recent enterprise valuation above $150 million. We believe at this scale we can most effectively apply the experience and resources of the management team to accelerate growth and enhance profitability.

Stage:    From late stage venture through mature enterprise buyout.

Location:    We are searching for attractive target acquisition opportunities globally, with an emphasis on companies in North America and Europe.

Focus:    We target companies in the healthcare and health science and FTMG industries globally. Within those broader sectors, we will concentrate on companies that are aligned to the secular trends of digitization, data-centricity and broader technology adoption and positioned for strong growth that can be enhanced through partnership with our management team.

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

Our officers and directors may become an officer or director of another SPAC with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

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

For more information on the GIO World Health Business Combination, please see “GIO World Health Business Combination” above.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination, after payment of $9,075,000 of deferred underwriting fees before fees and expenses associated with initial business combination, of $16,182,549 as of December 31, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

Sources of Target Businesses

Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also continue to introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also continue to bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may continue to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.

Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, and we reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While GIO World Health is not affiliated with our sponsor, executive officer or directors, in the event we do not consummate the GIO World Health Business Combination, and seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of GIO World Health, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the GIO World Health Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

For more information on the GIO World Health Business Combination, please see “GIO World Health Business Combination” above.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the GIO World Health Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.30 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

For more information on the GIO World Health Business Combination, please see “GIO World Health Business Combination” above.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or we choose to seek stockholder approval for business or other legal reasons.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. As a result of the aggregate redemptions of public shares in connection with the Extension and the number of outstanding founder shares held by our initial stockholders, unless otherwise required under applicable law, we will not require the vote of the holders of any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, as the founder shares now constitute more than a majority of the total outstanding shares of common stock. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”).  Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 15% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until August 14, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 14, 2023, or approximately 21 months from the closing of our initial public offering, to complete our initial business combination. If we do not complete our initial business combination within such 15-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,094,384 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.33. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.33. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to $16,182,549 from the proceeds of our initial public offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as the GIO World Health Business Combination, we have encountered, and may continue to encounter, competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to complete the GIO World Health Business Combination or any other our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses, such as GIO World Health, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination, including the GIO World Health Business Combination, or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	our securities are quoted on the OTC Pink marketplace and are thinly traded and have substantially less liquidity than the securities of many other SPACs, which may limit the ability of our stockholders to sell their securities and may increase the price volatility of our securities;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.30 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;
●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;
●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;
●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;
●	If the funds held outside of our trust account are insufficient to allow us to operate until at least August 14, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 14, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 9, 2022, August 8, 2022 and November 7, 2022, respectively, and (iii) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on December 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to GIO World Health and the GIO World Health Business Combination, please see the GIO World Health Registration Statement once filed.

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

Following our IPO, our units, public shares and public warrants were each traded on the NYSE under the symbols APN U, APN and APN W, respectively. Our units commenced public trading on November 9, 2021, and our public shares and public warrants commenced separate public trading on December 30, 2021.

On January 31, 2023, we received a written notice from the staff of the NYSE stating that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual, which requires a listed company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. Consequently, the public securities were delisted from the NYSE.

Following the delisting, our units, public shares and public warrants commenced trading on the OTC Pink marketplace under the symbols APNU, APNC and APNW, respectively. The OTC Pink is a significantly more limited market than the NYSE, and quotations on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the public securities and could adversely affect the trading prices of the public securities.

(b)	Holders

On March 29, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and three holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on December 23, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 21, 2022, we held the 2022 Special Meeting and approved, among other things, the Extension, which extended the date by which we must consummate a business combination from February 12, 2023 (which was 15 months from the closing of the initial public offering) to August 14, 2023 (or such earlier date as determined by the board). In connection with the Extension, stockholders holding 15,747,797 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $162,131,529, or approximately $10.30 per share, to redeeming stockholders in connection with such redemptions, with $716,610 of the redemptions being paid in 2023.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

(d) Maximum
number (or
			(c) Total number	approximate dollar
	(a) Total		of shares (or units)	value) of shares (or
	number of		purchased as part	units) that may yet
	shares (or	(b) Average price	of publicly	be purchased under
	units)	paid per share (or	announced plans	the plans or
Period	purchased	unit)	or programs	programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	15,747,797	$10.30	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 28, 2020 for the purpose of effectuating a business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our securities, debt or a combination of cash, securities and our debt. The Company originally had 15 months from the closing of the Initial Public Offering, or until February 12, 2023, to complete a Business Combination.

On December 21, 2022, we held the 2022 Special Meeting, at which our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate its initial business combination from February 12, 2023 to August 14, 2023. In connection with the Extension, stockholders holding 15,747,797 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. Following the redemptions, we have 1,502,203 public shares outstanding. This resulted in approximately $162,131,529 being paid from the trust account, with $716,610 of the redemptions being paid in 2023.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

Following our IPO, our units, public shares and public warrants were each traded on the NYSE under the symbols APN U, APN and APN W, respectively. Our units commenced public trading on November 9, 2021, and our public shares and public warrants commenced separate public trading on December 30, 2021.

On January 31, 2023, we received a written notice from the staff of the NYSE stating that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual, which requires a listed company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. Consequently, the public securities were delisted from the NYSE.

Following the delisting, our units, public shares and public warrants commenced trading on the OTC Pink marketplace under the symbols APNU, APNC and APNW, respectively. The OTC Pink is a significantly more limited market than the NYSE, and quotations on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the public securities and could adversely affect the trading prices of the public securities.

On March 8, 2023, we entered into the GIO World Health Business Combination Agreement with GIO World Health, the Purchaser Representative, the Signing Sellers, and the Seller Representative, pursuant to which, subject to the terms and conditions set forth therein, we will acquire all of the issued and outstanding shares of GIO World Health owned by the Sellers in exchange for the Sellers receiving shares of our Class A common stock, resulting in GIO World Health becoming our subsidiary.

GIO World Health is a stem cell-based life science company with plans to distribute selective products and services globally, and may also pursue FDA approval for more advanced therapies. GIO World Health is planning to mass produce the Red Blood Cells (RBCs) from stem cells in a bioreactor to solve the blood shortage problem. Furthermore, GIO World Health also plans to provide proprietary stem cell-based therapies through their Longevity (“Anti-Aging”) clinics, which are expected to commence in the second half of 2023 with continuing expansion efforts in subsequent years. The clinics will focus initially on targeted non-U.S. locations and utilize the role of stem cells in anti-aging treatments. GIO World Health senior management have an extensive track record of having provided anti-aging treatments to patients outside of the U.S. Expansion to non-U.S. locations is intended to utilize local partners to help expedite corporate growth. Another stream of revenue is expected from GIO World Health’s “Active Cosmetics” line of products that leverage their stem cell technology. GIO World Health will offer a range of skin care products that will help improve vascularization to skin and healing of inflammation-injured cells. Their products will focus initially on the “Active Cosmetics” category including: anti-wrinkle, facial serum, daytime skin cream, under eye anti-wrinkle serum, high-end cream and hair vitality formulation. GIO World Health intends to seek strategic partnerships to help streamline product branding and distribution. GIO World Health also currently expects to have a revenue stream in the future to be derived from the development of a cost-effective disease-free universal donor (O negative) alternative to donor blood.

For more information on GIO World Health and the GIO World Health Business Combination, please see “Item 1. Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 28, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $6,582,898, which consisted of the change in fair value of warrant liabilities of $6,057,000 and interest earned on marketable securities held in the trust account of $2,318,006, offset by operating and formation costs of $1,203,615 and provision for income taxes of $588,493.

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

Liquidity and Capital Resources

On November 12, 2021, we consummated our initial public offering of 17,250,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units, at $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,200,000 private placement warrants at a price of $1.00 per private placement warrant in the private placement to the sponsor and Cantor, the representative of the underwriters of our initial public offering (the “Underwriters”), generating gross proceeds of $8,200,000.

Following our initial public offering on November 12, 2021, including the full exercise of the over-allotment option, and the private placement, a total of $175,950,000 (or $10.20 per unit) was placed in the trust account. We incurred $12,644,008 in our initial public offering related costs, including $3,000,000 of underwriting fees, net of reimbursement, net of reimbursement, $9,075,000 of deferred underwriting fees, and $569,008 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $329,808. Net income of $6,582,898 was affected by the change in fair value of warrant liabilities of $6,057,000 and interest earned on marketable securities held in the trust account of $2,318,006. Changes in operating assets and liabilities used $1,462,300 of cash for operating activities.

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

As of December 31, 2022, we had cash held in the trust account of $16,182,549 (including approximately $1,647,468 of interest earned). Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2022, we had withdrawn $672,620 from the trust account to pay franchise and income taxes and paid $161,414,919 for redemptions in connection with the Extension.

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

As of December 31, 2022, we had cash of $1,094,384. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the financial statements contained elsewhere in this Report if a business combination is not consummated. The financial statements contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 14, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 14, 2023.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities, other than an agreement to pay our sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on November 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters of our initial public offering are entitled to a deferred fee of (i) $0.50 per unit of the initial 15,000,000 units sold in our initial public offering, or $7,500,000 in the aggregate, and (ii) $0.70 per unit sold pursuant to the over-allotment option, or up to an aggregate of $1,575,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC Topic 815-40-15-7D, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the most recent quarter of the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dr. Joel Shulman	56	Chairman and Chief Executive Officer
Eva Adosoglou	32	Chief Operating Officer
Grant Grigorian	60	Chief Financial Officer
Kevin Cramton	62	Director
Charles Aggouras	55	Director
Jeffrey Mortimer	58	Director

The experience of our directors and executive officers is as follows:

Dr. Joel M. Shulman has served as our Chairman and Chief Executive Officer since inception. He also serves as the founder, managing director, and CIO of ERShares, a global asset manager with over 40 years of experience investing in entrepreneurial publicly-listed companies. His more than 25 years of research at Babson College and author of a top-rated business book developed while at Harvard University, led to the formation of a proprietary investment model and the Entrepreneur Factor. Dr. Shulman previously founded and sold The Shulman Review, a CFA test-prep company that trained thousands of investment professionals in many countries around the world. He has provided consulting services to the World Bank and helped facilitate capital market development in Central Asian states. Dr. Shulman appears frequently in the media on Fox Business, CNBC, Yahoo Finance, Bloomberg, WSJ, Barrons and Forbes. He holds a Ph.D in Finance, CFA charter holder, and has an MPA from Harvard University. Dr. Shulman is well-qualified to serve as a Director due to his extensive experience professionally managing portfolios and consulting for major companies and the World Bank.

Eva Adosoglou has served as our Chief Operating Officer since inception. Since the beginning of 2020, she has served as COO and Chief Investment Strategist of ERShares, where she oversees portfolio investment strategies, innovative strategic initiatives, and overall operations. From May 2018 to September 2018, Ms. Adosoglou worked as an Innovation Manager for Wirecard GMBH. From December 2016 to April 2018, she worked as a Portfolio Analyst and Program Manager, Strategic Projects, for Incadea/COX Automotive Inc. From September 2011 to May 2013, she was a Financial Auditor and Analyst for PwC. Ms. Adosoglou is a Fulbright scholar and is a winner of multiple Entrepreneurship and Leadership competitions. She regularly appears on CNBC, Bloomberg TV, FOX Business and Yahoo Finance and is often quoted in the financial press with her perspective on the global economy, financial markets, technology trends and entrepreneurial companies. She holds a B.A. from Athens University of Economics and Business and a M.S. from Boston University.

Grant Grigorian has served as our Chief Financial Officer since inception. Since August 2021, Mr. Grigorian has served as Chief Financial Officer of CarSaver, an automotive retailing technology company. He is an internationally experienced finance leader having lived and worked on 5 continents. From June 1987 to May 2017, he served in various positions at Ford Motor Company (NYSE: F), including CFO positions in Ford’s South African and Argentina operations and as a global controller for vehicle development program finance. He served in Ford Treasury during the height of the financial crisis in 2009, driving affiliates to develop cash preservation plans and actions to mobilize cash to the U.S. or other markets. Mr. Grigorian also served as strategy and business development lead for Ford’s Asia Pacific region, a position that included relationship management and negotiation with Ford’s Chinese and Japanese joint venture partners. He has also served on the boards of a number of Ford affiliates and joint ventures, including serving as an audit committee member and chairman. From May 2018 to September 2018, he served as COO/CFO of CarSaver. Mr. Grigorian has been CFO for National Automotive Experts/NWAN, a vehicle warranty distribution and administration company, from April 2019 to October 2020.

Kevin Cramton has served as one of our independent directors since November 2021. Mr. Cramton has served in CEO and Executive Chairman roles at 5 different businesses including technology companies in multiple geographies. Since December 2019, he has served as the Chairman and CEO of Tribar Technologies Inc., a manufacturer of automotive components. From January 2016 to August 2017, Mr. Cramton served as Executive Chairman of Atlantix Global Systems. From 2012 to 2015, he served as CEO of

CARDONE Industries. From September 2011 to August 2012, he served as CEO to Revstone Industries, LLC (“Revstone”). In December 2012, Revstone filed for Chapter 11 bankruptcy. From 2009 to 2011, he served as Executive Chairman of Niles Co. Ltd. He has extensive M&A experience executing about 50 transactions with an enterprise value of $25 billion. He led Ford’s M&A activities for 5 years and has worked in private equity since January 2007. Mr. Cramton also has significant tech and financial services experiences, including overseeing Ford’s venture capital portfolio of technology assets and working in Ford’s Financial Service businesses. He has wide ranging Board experience at many different companies including multiple business sectors and geographies. Mr. Cramton served as a director of Southern AG Carriers Inc., a freight and logistics company, from June 2019 until the company was sold in 2022. Since March 2017, he has served on the audit committee of Helmerich and Payne (NYSE:HP), a public oil and gas drilling company. Since August 2017, he has served as a director of TSM MFG. CO., INC. He previously served on the board of Asahi Tec, a Japanese company that previously traded on the Tokyo Stock Exchange. Mr. Cramton is well-qualified to serve as a Director due to his extensive Board experience at many companies across multiple business sectors and geographies.

Charles Aggouras has served as one of our independent directors since November 2022. He has served as President and Chief Executive Officer of GFC Development Inc., a general contracting, real estate development and investment firm, since 1998. He has more than 25 years of extensive real estate, financial and entrepreneurial experience to all facets of the commercial and residential real estate market. As a registered representative, he has performed financial advisory, portfolio management, estate, and retirement planning services for various financial institutions. He received a BSBA degree in Accounting and Financing from Suffolk University in 1990. Mr. Aggouras is well-qualified to serve as a Director due to his more than 25 years of extensive real estate, financial and entrepreneurial experience.

Jeffrey Mortimer has served as one of our independent directors since November 2021. Mr. Mortimer started Dragonfly Asset Management in January, 2023. From June 2012 to July 2022, Mr. Mortimer served as the Director of Investment Strategy for BNY Mellon Wealth Management (NYSE: BK) and chaired its Investment Strategy Committee. Mr. Mortimer worked in various positions for Charles Schwab Investment Management (NYSE: SCHW) from September 1997 to July 2010, eventually becoming Chief Investment Officer. From 1986 to 1996, he also worked in several small, financial planning firms, serving high net worth clients, endowments, and families. Mr. Mortimer has received a Bachelor of Science degree in finance from Babson College and a Master of Business Administration from the University of Chicago Graduate School of Business. He is a CFA charter holder. Mr. Mortimer is well-qualified to serve as a Director due to his more than 30 years of experience in the financial services industry, including his experience at large, established financial institutions.

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. At the 2022 Special Meeting, Charles Aggouras was elected as the Class I director of our board, the term of which will expire at our annual meeting of stockholders to be held in 2025. The term of office of the second class of directors, consisting of Jeff Mortimer, will expire at the annual meeting of stockholders to be held in 2023. The term of office of the third class of directors, consisting of Joel Shulman and Kevin Cramton, will expire at the annual meeting of stockholders to be held in 2024.

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

Audit Committee

We have established an audit committee of the board of directors. Kevin Cramton, Charles Aggouras and Jeffrey Mortimer serve as members of our audit committee, and Kevin Cramton chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Kevin Cramton qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Jeffrey Mortimer and Kevin Cramton serve as members of our compensation committee. Under applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Jeffrey Mortimer and Kevin Cramton are independent and Jeffrey Mortimer chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors and Jeffrey Mortimer and Charles Aggouras serve as members of our nominating and corporate governance committee.

Our board of directors has determined that each of Messrs. Mortimer and Aggouras is independent and Mr. Aggouras chairs the nominating and corporate governance committee.

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

The nominating and corporate governance committee is governed by a charter that empowers our nominating and corporate governance committee to recommend to the board of directors candidates for nomination for election at the annual meeting of stockholders.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee and compensation committee charters as exhibits to this Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement or consulting fee, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination has been and will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,814,703 shares of our common stock, consisting of (i) 1,502,203 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of March 29, 2023. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Stock
Apeiron Capital Sponsor, LLC (2)	—	—	4,312,500	100%	74.2%
Joel Shulman (3)	—	—	4,312,500	100%	74.2%
Eva Adosoglou (3)	—	—	—	—	—
Grant Grigorian (3)	—	—	—	—	—
Kevin Cramton (3)	—	—	—	—	—
Charles Aggouras (3)	—	—	—	—	—
Jeffrey Mortimer (3)	—	—	—	—	—
All executive officers and directors as a group (six individuals) (3)	—	—	4,312,500	100%	74.2%

Other 5% Stockholders	—	—	—	—	—
Spring Creek Capital, LLC (4)	200,000	13.3%	—	—	3.4%
Castle Creek Arbitrage, LLC (5)	125,300	8.3%	—	—	2.2%
AQR Arbitrage, LLC (6)	91,007	6.1%	—	—	1.6%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 175 Federal Street, Suite 875, Boston, MA 02110.
(2)	Our sponsor is the record holder of such shares. Our Sponsor is controlled by Joel Shulman, our Chief Executive Officer. As such, he has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor.
(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G filed with the SEC on February 10, 2023 by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC, KIM, LLC, Koch Investments Group, LLC, Koch Investments Group Holdings, LLC and Koch Industries (collectively with

Spring Creek, the “Koch Parties”) with respect to 200,000 shares owned by Spring Creek. The principal business address for the Koch Parties is 4111 E. 37th Street North, Wichita, KS 67220.
(5)	Based on a Schedule 13G filed with the SEC on February 13, 2023 by Castle Creek Arbitrage, LLC (“Castle Creek”), Mr. Allan Weine, CC ARB West, LLC (“ARB West”), and CC Arbitrage, Ltd. (“CC Arbitrage,” and together with Castle Creek, Mr. Weine and ARB West, the “CC Parties”)), with respect to (i) 120,000 shares owned by ARB West and (ii) 5,300 shares owned by CC Arbitrage. The principal business address for the CC Parties is 111 W. Beaver Creek Blvd PO Box 3500 Avon, CO 81620.
(6)	Based on a Schedule 13G filed with the SEC on February 14, 2023 by AQR Capital Management, LLC (“AQR Capital Management”), AQR Capital Management Holdings, LLC (“AQR Capital Holdings”), and AQR Arbitrage, LLC (“AQR Arbitrage,” and together with AQR Capital Management and ACQ Capital Holdings, the “AQR Parties”) with respect to 91,007 shares owned by AQR Arbitrage. The principal business address for the AQR Parties is One Greenwich Plaza, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the GIO World Health Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 5, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share (as adjusted to reflect the return of 1,437,500 founder shares in August 2021), to cover certain of our offering costs. In August 2021, our sponsor returned to us, at no cost, an aggregate of 1,437,500 founder shares which we cancelled, resulting in an aggregate of 4,312,500 founder shares outstanding and held by our sponsor. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the initial public offering. Due to the underwriters’ full exercise of its over-allotment option at the initial public offering, no founder shares remain subject to forfeiture. The founder shares (including the Class A common stock is issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. As a result of the redemptions of our public shares that occurred in connection with the Extension, our sponsor now owns approximately 74.2% of our issued and outstanding common stock.

Our sponsor and Cantor purchased an aggregate of 8,200,000 private placement warrants at a price of $1.00 per warrant ($8,200,000 in the aggregate) in the private placement generating gross proceeds of $8,200,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us working capital on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Kevin Cramton, Charles Aggouras and Jeffrey Mortimer are “independent directors” pursuant to applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, quarterly financial statements, and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Current Report on Form 8-K, filed with the SEC on November 18, 2021 in connection with our initial public offering, Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 totaled $89,317 and $124,630 (inclusive of the IPO), respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

Tax Fees

We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

All Other Fees

We did not pay Marcum for any other services for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021.

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

(1)Financial Statements3

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Apeiron Capital Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Apeiron Capital Investment Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a Business Combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 29, 2023

PCAOB ID #688

APEIRON CAPITAL INVESTMENT CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$1,094,384	$751,572
Prepaid expenses	177,083	234,215
Total Current Assets	1,271,467	985,787

Prepaid expenses	—	177,083
Cash and marketable securities held in Trust Account	16,182,549	175,952,082
TOTAL ASSETS	$17,454,016	$177,114,952

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$830,785	$191,193
Income taxes payable	588,493	—
Mandatorily redeemable common stock liability	716,610	—
Total Current Liabilities	2,135,888	191,193

Warrant liabilities	2,523,750	8,580,750
Deferred underwriting fee payable	9,075,000	9,075,000
Total liabilities	13,734,638	17,846,943

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; at December 31, 2022 and 2021, 1,502,203 and 17,250,000 shares at $10.24 and $10.20 per share redemption value, respectively	15,381,820	175,950,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,662,873)	(16,682,422)
Total Stockholders’ Deficit	(11,662,442)	(16,681,991)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$17,454,016	$177,114,952

The accompanying notes are an integral part of the financial statements.

APEIRON CAPITAL INVESTMENT CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from January 1,
		2021
		(Commencement of
	For the Year	Operations)
	Ended	through December
	December 31, 2022	31, 2021

Operating and formation costs	$1,203,615	$234,315
Loss from operations	(1,203,615)	(234,315)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,318,006	2,082
Change in fair value of warrant liabilities	6,057,000	1,087,250
Transaction costs associated with the Initial Public Offering	—	(368,544)
Other income, net	8,375,006	720,788

Income before provision for income taxes	7,171,391	486,473
Provision for income taxes	(588,493)	—
Net income	$6,582,898	$486,473

Weighted average Class A shares outstanding, basic	16,730,842	2,569,149
Basic net income per Class A common share	$0.31	$0.08
Weighted average Class B shares outstanding, basic	4,312,500	3,833,777
Basic net income per Class B common share	$0.31	$0.08
Weighted average Class A shares outstanding, diluted	16,730,842	2,569,149
Diluted net income per Class A common share	$0.31	$0.07
Weighted average Class B shares outstanding, diluted	4,312,500	4,312,500
Diluted net income per Class B common share	$0.31	$0.07

The accompanying notes are an integral part of the financial statements.

APEIRON CAPITAL INVESTMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Initial Stockholders	—	—	4,312,500	431	24,569	—	25,000

Proceeds received in excess of fair value of 8,200,000 Private Placement Warrants, net of offering costs	—	—	—	—	3,362,000	—	3,362,000

Accretion of Class A common stock to redemption amount	—	—	—	—	(3,386,569)	(17,168,895)	(20,555,464)

Net income	—	—	—	—	—	486,473	486,473

Balance – December 31, 2021	—	—	4,312,500	431	—	(16,682,422)	(16,681,991)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(1,563,349)	(1,563,349)

Net income	—	—	—	—	—	6,582,898	6,582,898

Balance – December 31, 2022	—	$—	4,312,500	$431	$—	$(11,662,873)	$(11,662,442)

The accompanying notes are an integral part of the financial statements.

APEIRON CAPITAL INVESTMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS)

THROUGH DECEMBER 31, 2021 AND FOR THE YEAR ENDED DECEMBER 31, 2022

		For the Period
		from January 1,
		2021
		(Commencement
	For the Year	of Operations)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,582,898	$486,473
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,318,006)	(2,082)
Change in fair value of warrant liabilities	(6,057,000)	(1,087,250)
Transaction costs associated with the Initial Public Offering	—	368,544
Changes in operating assets and liabilities:
Prepaid expenses	234,215	(411,298)
Accrued expenses	639,592	191,193
Income taxes payable	588,493	—
Net cash used in operating activities	(329,808)	(454,420)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,950,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	672,620	—
Cash withdrawn from Trust Account in connection with redemption	161,414,919	—
Net cash provided by (used in) investing activities	162,087,539	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,500,000
Proceeds from sale of Private Placement Warrants	—	8,200,000
Proceeds from promissory note – related party	—	226,638
Repayment of promissory note – related party	—	(226,638)
Payment of offering costs	—	(569,008)
Redemption of common stock	(161,414,919)	—
Net cash (used in) provided by financing activities	(161,414,919)	177,155,992

Net Change in Cash	342,812	751,572
Cash – Beginning of period	751,572	—
Cash – End of period	$1,094,384	$751,572

Non-Cash investing and financing activities:
Accretion to redemption value	$1,563,349	$20,555,464
Deferred underwriting fee payable	$—	$9,075,000

The accompanying notes are an integral part of the financial statements.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company originally had 15 months from the closing of the Initial Public Offering, or until February 12, 2023 to complete a Business Combination. On December 21, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the company must consummate its initial business combination from February 12, 2023 to August 14, 2023 (the “Combination Period”). In connection with the meeting, stockholders holding 15,747,797 shares of Class A common stock of the Company exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 1,502,203 Public Shares outstanding. This resulted in $162,131,530 being paid from the Trust Account, with $716,610 of the redemptions being paid in 2023. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $1,094,384 in its operating bank accounts, $16,182,549 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $63,692, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2022, approximately $1,647,468 of the amount held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the year ended December 31, 2022, the Company had withdrawn $672,620 from the Trust Account to pay franchise and income taxes and $161,414,919 for redemption payments.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard’s Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 14, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 14, 2023.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Class A common stock issuance costs	(12,275,464)
Plus:
Accretion of carrying value to redemption value	20,555,464
Class A common stock subject to redemption, December 31, 2021	175,950,000
Less:
Redemptions	(161,414,919)
Mandatorily redeemable common stock liability	(716,610)
Plus:
Accretion of carrying value to redemption value	1,563,349
Class A common stock subject to redemption, December 31, 2022	$15,381,820

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were nounrecognized tax benefits and no amounts accrued for interest and penalties as of December 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only major tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income per share of Common Stock

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,825,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

			For the Period from
			January 1, 2021
			(commencement of
	For the Year Ended		operations) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per common stock
Numerator:
Allocation of net income, as adjusted	$5,233,837	$1,349,061	$195,195	$291,278
Denominator:
Basic weighted average shares outstanding	16,730,842	4,312,500	2,569,149	3,833,777
Basic net income per common stock	$0.31	$0.31	$0.08	$0.08

Diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$5,233,837	$1,349,061	$181,617	$304,856
Denominator:
Diluted weighted average shares outstanding	16,730,842	4,312,500	2,569,149	4,312,500
Diluted net income per common stock	$0.31	$0.31	$0.07	$0.07

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

NOTES TO FINANCIAL STATEMENTS

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the Company incurred $120,000 and $20,000 in fees for these services, which is included in the accrued expenses in the accompanying balance sheet.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2022 and 2021, there are no Working Capital Loans outstanding.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock —  The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 1,502,203 and 17,250,000, respectively, subject to possible redemption as presented in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. WARRANTS

At December 31, 2022 and 2021, there were 8,625,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022 and 2021, there were 8,200,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$6,360
Startup/Organization Expenses	346,878	42,409
Total deferred tax assets (liability)	346,878	48,769
Valuation Allowance	(346,878)	(48,769)
Deferred tax assets (liability)	$—	$—

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021 consists of the following:

	December 31,
	2022	2021
Federal
Current	$452,356	$
Deferred	(217,865)		(48,769)

State
Current	$136,137		$—
Deferred	(80,244)		—

Change in valuation allowance	298,109		48,769

Income tax provision	$588,493		$—

As of December 31, 2022 and 2021, the Company had $0 and $30,284 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 1, 2021 (commencement of operations) through December 31, 2021, the change in the valuation allowance was $298,109 and $48,769, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.3%	0.0%
Prior year true up	(0.2)%	0.0%
Transaction costs associated with the Initial Public Offering	0.0%	15.9%
Change in fair value of warrant liabilities	(23.1)%	(46.9)%
Meals and entertainment	0.0%	0.0%
Valuation allowance	4.2%	10.0%
Income tax provision	8.2%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$16,182,549	$175,952,082

Liabilities:
Warrant liability – Public Warrants	1	$1,293,750	$—
Warrant liability – Public Warrants	3	—	$4,398,750
Warrant liability – Private Placement Warrants	3	$1,230,000	$4,182,000

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

The following table provides the significant inputs to the Monte-Carlo method for the fair value of the Public Warrants and Private Placement Warrants:

	Public and Private
	Warrants	Private Warrants
	December 31,	December 31,
	2021	2022
Stock price	$9.83	$10.26
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.86	5.62
Volatility	8.7%	5.90%
Risk-free rate	1.33%	3.90%

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding the Level 3 fair value measurements:

	Public
	Warrant	Private Warrant	Total Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of January 1, 2021	—	—	$—
Initial measurement on November 12, 2021	4,830,000	4,838,000	9,668,000
Change in fair value	(431,250)	(656,000)	(1,087,250)
Fair value as of December 31, 2021	4,398,750	4,182,000	8,580,750
Transfer to Level 1	(4,398,750)	—	(4,398,750)
Change in fair value	—	(2,952,000)	(2,952,000)
Fair value as of December 31, 2022	$—	$1,230,000	$1,230,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2022 was $4,398,750, when the Public Warrants were separately listed and traded. For the period from January 1, 2021 through December 31, 2021, there were no transfers from Level 3.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2023, we received a written notice from the staff of the NYSE stating that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual, which requires a listed company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000. Consequently, the public securities were delisted from the NYSE.

EXHIBIT INDEX4

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2021, by and among the Company and Cantor Fitzgerald & Co. (2)
2.1

Business Combination Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp., Apeiron Capital Sponsor LLC, GIO World Health Limited, Deven Patel, and the Sellers party thereto. (5)

3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (4)
3.3	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated November 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Letter Agreement, dated November 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated November 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration and Shareholder Rights Agreement, dated November 8, 2021, by and between the Company and certain security holders. (2)
10.4	Administrative Support Agreement, dated November 8, 2021, by and between the Company and the Sponsor. (2)
10.5	Private Placement Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and Cantor Fitzgerald & Co. (2)
10.7	Securities Subscription Agreement, dated February 5, 2021, between the Registrant and Apeiron Capital Sponsor, LLC (1)
10.8	Form of Voting Agreement, dated as of March 8, 2023, by and among the Company, GIO World Health, and the Sellers party thereto. (5)
10.9	Form of Lock-Up Agreement, dated as of March 8, 2023, by and among the Company, the Sponsor, and the Sellers party thereto. (5)
10.10	Form of Non-Competition Agreement, dated as of March 8, 2023, by and among the Company, GIO World Health, and the Sellers party thereto. (5)
10.11	Form of Seller Registration Rights Agreement, dated as of March 8, 2023, by and among the Company and the Sellers party thereto. (5)
14	Code of Ethics.(3)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (3)
99.2	Compensation Committee Charter. (3)
99.3	Nominating and Corporate Governance Committee Charter. (3)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*   Filed herewith.

** Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-257369), filed with the SEC on June 24, 2021, as amended.

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021.

(3)  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

(4)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2022.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	APEIRON CAPITAL INVESTMENT CORP.

	By:	/s/ Joel Shulman
	Name:	Joel Shulman
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joel Shulman	Chairman of the Board and Chief Executive Officer	March 29, 2023
Joel Shulman	(Principal Executive Officer)

/s/ Grant Grigorian	Chief Financial Officer	March 29, 2023
Grant Grigorian	(Principal Financial and Accounting Officer)

/s/ Kevin Cramton	Director	March 29, 2023
Kevin Cramton

/s/ Jeffrey Mortimer	Director	March 29, 2023
Jeffrey Mortimer

/s/ Charles Aggouras	Director	March 29, 2023
Charles Aggouras