Form 10-Q
period 2023-03-31
Apeiron Capital Investment Corp.
filed 2023-05-15
CIK 1849011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 1,502,203 shares of Class A common stock, and 4,312,500 shares of Class B common stock issued and outstanding.

APEIRON CAPITAL INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$631,071	$1,094,384
Prepaid expenses	123,958	177,083
Total Current Assets	755,029	1,271,467
Cash and marketable securities held in Trust Account	15,782,365	16,182,549
TOTAL ASSETS	$16,537,394	$17,454,016

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$1,383,413	$830,785
Income taxes payable	621,164	588,493
Mandatorily redeemable common stock liability	—	716,610
Total Current Liabilities	2,004,577	2,135,888

Warrant liabilities	841,250	2,523,750
Deferred underwriting fee payable	9,075,000	9,075,000
Total liabilities	11,920,827	13,734,638

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 100,000,000 shares authorized; at March 31, 2023 and December 31, 2022, 1,502,203 shares at $10.41 and $10.24 per share redemption value, respectively	15,633,976	15,381,820

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,017,840)	(11,662,873)
Total Stockholders’ Deficit	(11,017,409)	(11,662,442)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$16,537,394	$17,454,016

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Operating and formation costs	$903,824	$243,185
Loss from operations	(903,824)	(243,185)

Other income (expense):
Interest earned on marketable securities held in Trust Account	151,184	45,697
Change in fair value of warrant liabilities	1,682,500	5,556,500
Unrealized loss on marketable securities held in Trust Account	—	(52,844)
Other income, net	1,833,684	5,549,353

Income before provision for income taxes	929,860	5,306,168
Provision for income taxes	(32,671)	—
Net income	$897,189	$5,306,168

Weighted average Class A shares outstanding, basic	1,502,203	17,250,000
Basic and diluted net income per Class A common stock	$0.15	$0.25

Weighted average Class B shares outstanding, basic	4,312,500	4,312,500
Basic and diluted net income per Class B common stock	$0.15	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	4,312,500	$431	$—	$(11,662,873)	$(11,662,442)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(252,156)	(252,156)

Net income	—	—	—	—	—	897,189	897,189

Balance - March 31, 2023	—	$—	4,312,500	$431	$—	$(11,017,840)	$(11,017,409)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	4,312,500	$431	$—	$(16,682,422)	$(16,681,991)

Net income	—	—	—	—	—	5,306,168	5,306,168

Balance - March 31, 2022	—	$—	4,312,500	$431	$—	$(11,376,254)	$(11,375,823)

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEIRON CAPITAL INVESTMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$897,189	$5,306,168
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(151,184)	(45,697)
Change in fair value of warrant liabilities	(1,682,500)	(5,556,500)
Unrealized loss on marketable securities held in Trust Account	—	52,844
Changes in operating assets and liabilities:
Prepaid expenses	53,125	60,661
Accrued expenses	552,628	75,381
Income tax payable	32,671	—
Net cash flows used in operating activities	(298,071)	(107,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(165,242)	—
Cash withdrawn from Trust Account in connection with redemption	716,610	—
Net cash flows provided by financing activities	551,368	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(716,610)	—
Net cash flows used in financing activities	(716,610)	—

Net Change in Cash	(463,313)	(107,143)
Cash – Beginning of period	1,094,384	751,572
Cash – End of period	$631,071	$644,429

Non-Cash investing and financing activities:
Remeasurement of common stock subject to redemption	$252,157	$—

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

All activity through March 31, 2023, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company originally had 15 months from the closing of the Initial Public Offering, or until February 12, 2023 to complete a Business Combination. On December 21, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the company must consummate its initial business combination from February 12, 2023 to August 14, 2023 (the “Combination Period”). In connection with the meeting, stockholders holding 15,747,797 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. Following redemptions, the Company has 1,502,203 Public Shares outstanding. This resulted in $162,131,530 being paid from the Trust Account, with $716,610 of the redemptions being paid in 2023. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $631,071 in its operating bank accounts, $15,782,365 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,101,158, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2023, approximately $1,082,042 of the amount held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the three months ended March 31, 2023, the Company had withdrawn $716,610 from the Trust Account for redemption payments.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds and cash, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(4,830,000)
Class A common stock issuance costs	(12,275,464)
Redemptions	(161,414,919)
Mandatorily redeemable common stock liability	(716,610)
Plus:
Accretion of carrying value to redemption value	22,118,813
Class A common stock subject to redemption, December 31, 2022	15,381,820
Plus:
Accretion of carrying value to redemption value	252,157
Class A common stock subject to redemption, March 31, 2023	$15,633,976

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023. The Company’s effective tax rate was 3.51% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in the fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Massachusetts as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,825,000 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$231,785	$665,404	$4,244,934	$1,061,234
Denominator:
Basic and diluted weighted average shares outstanding	1,502,203	4,312,500	17,250,000	4,312,500
Basic and diluted net income per common stock	$0.15	$0.15	$0.25	$0.25

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On August 4, 2021, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares which were cancelled, resulting in an aggregate of 4,312,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

allotment option was not exercised in full. Since the underwriters exercised their over-allotment option in full, no founder shares remain subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 8, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services, which is included in the accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Business Combination Agreement

On March 8, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with GIO World Health, Limited, a private company formed under the laws of England and Wales (“GIO”); the Sponsor in the capacity as Purchaser Representative (solely for purposes of certain sections of the Business Combination Agreement); certain shareholders of GIO party thereto holding an aggregate of 98.703% of the issued and outstanding ordinary shares of GIO (the “Signing Sellers” and together with any additional shareholders of GIO who become a party to the Business Combination Agreement thereafter by signing a joinder agreement after the effectiveness of the registration statement for the transaction but prior to the Closing, the “Sellers”); and Deven Patel, in the capacity as representative of the Sellers for purposes of certain sections of the Business Combination Agreement (the “Seller Representative”), pursuant to which, subject to the terms and conditions set forth therein, we will acquire all of the issued and outstanding shares of GIO owned by the Sellers in exchange for the Sellers receiving shares of our Class A common stock, resulting in GIO becoming our subsidiary.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 1,502,203,respectively, subject to possible redemption as presented in temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. WARRANTS

At March 31, 2023 and December 31, 2022, there were 8,625,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At March 31, 2023 and December 31, 2022, there were 8,200,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$15,782,365	$16,182,549

Liabilities:
Warrant liability – Public Warrants	1	$431,250	1,293,750
Warrant liability – Public Warrants	3	—	$—
Warrant liability – Private Placement Warrants	3	$410,000	$1,230,000

The Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statement of operations.

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

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table provides the significant inputs to the Monte-Carlo method for the fair value of the Public Warrants and the Private Warrants:

	Public and Private
	Warrants	Private Warrants
	December 31,	March 31,
	2022	2023
Stock price	$10.26	$10.26
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.62	5.37
Volatility	5.90%	2.50%
Risk-free rate	3.90%	3.53%

The following table provides quantitative information regarding Level 3 fair value measurements:

	Public	Private
	Warrant Liabilities	Warrant Liabilities	Total Warrant Liabilities
Fair value as of December 31, 2022	$—	$1,230,000	$1,230,000
Change in fair value	—	(820,000)	(820,000)
Fair value as of March 31, 2023	$—	$410,000	$410,000

	Public Warrant	Private Warrant	Total Warrant
	Liabilities	Liabilities	Liabilities
Fair value as of December 31, 2021	$4,398,750	$4,182,000	$8,580,750
Transfer to Level 1	(4,398,750)	—	(4,398,750)
Change in fair value	—	(2,624,000)	(2,624,000)
Fair value as of March 31, 2022	$—	$1,558,000	$1,558,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2022 was $4,398,750, when the Public Warrants were separately listed and traded. There were no transfers made during the three months ended March 31, 2023.

APEIRON CAPITAL INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, as set forth, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 5, 2023, the Company issued an unsecured promissory note to a member of the Sponsor (the “2023 Promissory Note”), pursuant to which the Company can borrow up to an aggregate principal amount of $250,000. The 2023 Promissory Note is non-interest bearing and will be payable (a) upon the consummation of the Company’s proposed initial business combination or (b) the date of the liquidation of the Company.

On May 10, 2023, the GIO World Health Business Combination Agreement was amended by the parties thereto (the “Amendment”). The Amendment (i) amends the definition of a “National Exchange” that the Company’s shares must be listed on as a condition to closing to include, in certain circumstances, a trading marketplace operated by OTC Markets Group Inc.; (ii) makes certain clarifying changes to the calculation of the Exchange Consideration, the treatment of treasury shares in the transaction and certain other matters; and (iii) makes certain other adjustments to covenants of the Company relating to the “Company Restructuring,” as defined in the GIO World Health Business Combination Agreement. Other than as expressly modified pursuant to the Amendment, the GIO World Health Business Combination Agreement remains in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Apeiron Capital Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Apeiron Capital Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering, Annual Report on Form 10-K for the year ended December 31, 2022, Quarterly Report on Form 10-Q for the period ended March 31, 2022, Quarterly Report on Form 10-Q for the period ended June 30, 2022 and Quarterly Report on Form 10-Q for the period ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 21, 2022, we held the 2022 Special Meeting, at which our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate its initial business combination from February 12, 2023 to August 14, 2023. In connection with the Extension, stockholders holding 15,747,797 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. Following the redemptions, we have 1,502,203 public shares outstanding. This resulted in approximately $162,131,529 being paid from the trust account, with $716,610 of the redemptions being paid in 2023.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Combination

On March 8, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with GIO World Health, Limited, a private company formed under the laws of England and Wales (“GIO”); the Sponsor in the capacity as Purchaser Representative (solely for purposes of certain sections of the Business Combination Agreement); certain shareholders of GIO party thereto holding an aggregate of 98.703% of the issued and outstanding ordinary shares of GIO (the “Signing Sellers” and together with any additional shareholders of GIO who become a party to the Business Combination Agreement thereafter by signing a joinder agreement after the effectiveness of the registration statement for the transaction but prior to the Closing, the “Sellers”); and Deven

Patel, in the capacity as representative of the Sellers for purposes of certain sections of the Business Combination Agreement (the “Seller Representative”), pursuant to which, subject to the terms and conditions set forth therein, we will acquire all of the issued and outstanding shares of GIO owned by the Sellers in exchange for the Sellers receiving shares of our Class A common stock, resulting in GIO becoming our subsidiary.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 28, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had net income of $897,189, which consisted of the change in fair value of warrant liabilities of $1,682,500 and interest earned on marketable securities held in the trust account of $151,184, offset by operating and formation costs of $903,824 and a provision for income taxes of $32,671.

For the three months ended March 31, 2022, we had net income of $5,306,168, which consisted of the change in fair value of warrant liabilities of $5,556,500 and interest earned on marketable securities held in the trust account of $45,697, offset by unrealized loss on marketable securities held in the trust account of $52,844 and operating and formation costs of $243,185.

Liquidity and Going Concern

On November 12, 2021, we consummated our initial public offering of 17,250,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units, at $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 8,200,000 private placement warrants at a price of $1.00 per private placement warrant in the private placement to the sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of our initial public offering (the “Underwriters”), generating gross proceeds of $8,200,000.

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

For the three months ended March 31, 2023, cash used in operating activities was $298,071. Net income of $897,189 was affected by the change in fair value of warrant liabilities of $1,682,500 and interest earned on marketable securities held in the trust account of $151,184. Changes in operating assets and liabilities provided $638,424 of cash for operating activities.

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

As of March 31, 2023, we had marketable securities held in the trust account of $ 15,782,365 (including approximately $1,082,042 of interest earned). Interest income on the balance in the trust account may be used by us to pay taxes. During the period ended March 31, 2023, we had withdrawn and paid $716,610 for redemptions in connection with the extension.

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

As of March 31, 2023, we had cash of $631,071. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the unaudited condensed financial statements contained elsewhere in this Report if a business combination is not consummated. The unaudited condensed financial statements contained elsewhere in this Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the initial public offering, (ii) Annual Report on Form 10-K filed with the SEC on March 30, 2023, (iii) Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022, (iv) Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022 and (v) Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets.

If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with an extension of the combination period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the combination period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a business combination is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

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
2.1***

Business Combination Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp., Apeiron Capital Sponsor LLC, GIO World Health Limited, Deven Patel, and the Sellers party thereto

10.1***	Form of Voting Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp., GIO World Health Limited, and the Sellers party thereto
10.2***	Form of Lock-Up Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp., Apeiron Capital Sponsor LLC, and the Sellers party thereto
10.3***	Form of Non-Competition Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp., GIO World Health Limited, and the Sellers party thereto
10.4***	Form of Seller Registration Rights Agreement, dated as of March 8, 2023, by and among Apeiron Capital Investment Corp. and the Sellers party thereto
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

*** The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEIRON CAPITAL INVESTMENT CORP.

Date: May 15, 2023	By:	/s/ Grant Grigorian
	Name:	Grant Grigorian
	Title:	Chief Financial Officer